Form 10-K
period 2005-12-31
Terwin Mortgage Trust Asset-Backed Certificates, Series TMTS 2005-6HE
filed 2006-03-31
CIK 1324384

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X]      Annual  report  pursuant  to  Section  13 or  15(d)  of the Securities
         Exchange   Act  of  1934  for the  fiscal year ended December 31, 2005

[ ]      Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                                         Commission File Number 333-121605-07


                     MERRILL LYNCH MORTGAGE INVESTORS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                          13-3416059
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                          Identification No.)

250 Vesey Street
4 World Financial Center 28th Floor
New York, New York                                              10080
(Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code : (212) 449-0357

                              Terwin Mortgage Trust
                 Asset-Backed Certificates, Series TMTS 2005-6HE
            (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Exchange Act Rule 12b-2).    Yes  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal
quarter.   Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not Applicable.

Documents incorporated by reference:  None

PART I

Item 1.  Business.

         Not Applicable.

Item 1A. Risk Factors.

         Not Applicable.

Item 1B. Unresolved Staff Comments.

         None.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

         The Registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement, the Trustee, any Servicer or the Registrant with respect to the trust other than routine litigation incidental to the duties of the respective parties.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         Currently,   there  is  no  established   secondary   market   for  the
         Certificates known to the Registrant. As of December 31, 2005, the number of holders of each class of offered certificates was 29 based on records provided by The Depository Trust Company.

Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Not Applicable.

Item 13. Certain Relationships and Related Transactions.

         No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services.

         Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

    (1)  Financial Statements:

         Not Applicable.

    (2)  Financial Statement Schedules:

         Not Applicable.

    (3)  Exhibits:

         Rule 13a-14(a)/15d-14(a) Certification, filed as 31.1 hereto.

         Annual Independent Accountants' Servicing Report with Management Assertion, filed as Exhibit 99.1 hereto.

         Officer's Annual Certification as to Compliance, filed as Exhibit 99.2 hereto.

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c) Not Applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     By:  /s/  John Beggins
                          -----------------------------
                   Name:  John Beggins
                  Title:  Chief Executive Officer
                          Specialized Loan Servicing LLC

                   Date:  March 31, 2006

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit    Description

31.1    Rule 13a-14(a)/15d-14(a) Certification

99.1 Annual Independent Accountants' Servicing Report with Management Assertion

        JPMorgan Chase Bank, N.A.
        Specialized Loan Servicing, LLC

99.2    Officer's Annual Certification as to Compliance

        JPMorgan Chase Bank, N.A.
        Specialized Loan Servicing, LLC

                                  EXHIBIT 31.1
                  Annual Rule 13a-14(a)/15d-14(a) Certification
                                 -------------

I, John Beggins, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Terwin Mortgage Trust Asset-Backed Certificates, Series TMTS 2005-6HE;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: the Trustee and the Servicers.


    By:   /s/ John Beggins
        -----------------------------
  Name:  John Beggins
 Title:  Chief Executive Officer of Specialized Loan Servicing LLC

  Date:  March 31, 2006

                                  EXHIBIT 99.1
                Annual Independent Accountants' Servicing Report
                            with Management Assertion
                               -----------------
PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (813) 286 6000


                         Report of Independent Auditors


To the Board of Directors of
JPMorgan Chase Bank, N.A.:

We have examined management's assertion about JPMorgan Chase Bank, N.A.'s (the "Company") compliance with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2005. The Company has interpreted USAP and determined that USAP minimum servicing standards I.1, I.2, I.3, III.1, III.5, IV.1, and VII.1 are applicable to master servicers and are included in the accompanying management assertion (see Exhibit
I). Management is responsible for the Company's compliance with these minimum servicing standards. Our responsibility is to express an opinion on management's assertion, as it relates to the Company's compliance with the aforementioned minimum servicing standards, based on our examination. The Company has interpreted USAP and determined that USAP minimum servicing standards I.4, II.1, II.2, II.3, II.4, III.2, III.3, III.4, III.6, V.1, V.2, V.3, V.4 and VI.1 are
not applicable to master servicers. The Company uses a subservicing organization to perform the servicing obligations subject to servicing standards I.4, II.1, II.2, II.3, II.4, III.2, III.3, III.4, III.6, V.1, V.2, V.3, V.4 and VI.1 of the
USAP. We did not examine the Company's compliance with the servicing standards referred to in the previous sentence and accordingly, do not express an opinion thereon.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards solely as they relate to standards I.1, I.2, I.3, III.1, III.5, IV.1, and VII.1 as of and for the year ended December 31, 2005 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP
------------------------------
March 29, 2006

                                                                      EXHIBIT I

             Management's Assertion Concerning Compliance with USAP
                          Minimum Servicing Standards

March 29, 2006

As of and for the year ended December 31, 2005, JPMorgan Chase Bank, N.A. (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") that we have determined are applicable to master servicers. We have interpreted USAP and determined that minimum servicing standards I.1, I.2, I.3, III.1, III.5, IV.1, and VII.1 as set forth in USAP are applicable to master servicers. We have also interpreted that USAP minimum servicing standards I.4, II.1, II.2, II.3, II.4, III.2, III.3, III.4, III.6, V.1, V.2, V.3, V.4 and VI.1 as set forth in USAP are not applicable to master servicers; for these minimum servicing standards the Company relies on the performance of its subservicers. This assertion relates specifically to the Company's Master Servicing Portfolio.

It is the Company's policy to obtain and review USAP reports from the independent auditors of its subservicers on an annual basis. Not all of these USAP reports for the year ended December 31, 2005 are available as of March 29, 2006. As of March 29, 2006, the Company has obtained USAP reports for 36% of its subservicers. These subservicers serviced loans comprising 92% of the unpaid principal balance of the Company's Master Servicing Portfolio as of December 31, 2005. Instances of non-compliance noted in the USAP reports received from the subservicers as of March 29, 2006, have been included in Exhibit II hereto.

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $250,000,000 and $25,000,000, respectively.


/s/ William Jenkins
-------------------------
William Jenkins
Vice President
JPMorgan Chase Bank, N.A.


/s/ Kelly A. Mathieson
-------------------------
Kelly A. Mathieson
Managing Director
JPMorgan Chase Bank, N.A.

                                                                     Exhibit II

                           JPMorgan Chase Bank, N.A.
                      Subservicers' USAP Report Exceptions


It is the policy of JPMorgan Chase Bank, N.A. (the "Company") to obtain Uniform Single Attestation Program for Mortgage Bankers ("USAP") reports from the independent auditors of its subservicers as of and for the year ended December 31, 2005. As of March 29, 2006, the Company has obtained and reviewed USAP reports for 36% of its subservicers. These subservicers serviced loans comprising 92% of the unpaid principal balance of the Company's Master Servicing Portfolio as of December 31, 2005. The Company noted instances of noncompliance included in the USAP reports received as of March 29, 2006, which are summarized below.

        Servicer                               Exception
       ----------                             -----------

Ocwen Loan Servicing, LLC        The Company did not comply with the requirement
                                 to  prepare  custodial  bank  account
                                 reconciliations and to resolve reconciling items within 90 calendar days of their original identification as specified by their minimum servicing standards.

                                 Certain ARM loans serviced by the Company were transferred in with an incorrect look back date due to errors in prior servicer records. These certain loans had ARM adjustments shortly after servicing transfer, but prior to the Company receiving the related mortgage documents from the prior servicer. When the Company received the mortgage documents and these errors were identified, the Company did not adjust the principal and interest payment amount. The Company has subsequently made adjustments to their procedures when they identify an error in prior servicer data to analyze the effect on the customer's account and make the appropriate adjustment.

North Fork Bancorporation, Inc.  The Company did not comply with the requirement to  prepare custodial bank account
                                 reconciliations within 45 calendar days after the cutoff date and the requirement to resolve reconciling items within 90 calendar days of their original identification as specified by their minimum servicing standards. For the month ended December 31, 2005, all custodial bank reconciliations had been completed and reviewed on a timely basis.

PHH Mortgage Corporation         The  Company  completed  all  custodial  bank
                                 account reconciliations within 60 days of the cutoff date, however did not complete all reconciliations within 45 days of the cutoff as specified by the minimum servicing standards.
                                 As such, the Company has determined that it was materially non-compliant with the requirement to prepare custodial bank account reconciliations within 45 days after the cutoff date.

                                 During the year ended December 31, 2005, the Company determined it was materially non-compliant with the requirement to resolve reconciling items resulting from custodial bank account reconciliations within 90 calendar days as specified by the minimum servicing standards.

                                                                Grant Thornton
Accountants and Business Advisors


               REPORT OF INDEPENDENT ACCOUNTANTS ON MANAGEMENT'S
            ASSERTION ON COMPLIANCE WITH MINIMUM SERVICING STANDARDS SET FORTH IN THE UNIFORM SINGLE ATTESTATION PROGRAM FOR
                                MORTGAGE BANKERS

Board of Directors
Specialized Loan Servicing, LLC

We have examined management's assertion about Specialized Loan Servicing, LLC's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2005 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Specialized Loan Servicing, LLC complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ Grant Thornton LLP
-------------------------
New York, New York
February 24, 2006

THE CHRYSLER CENTER
666 Third Avenue
New York, NY  10017
T 212.599.0100
F 212.370.4520
W www.grantthornton.com
Grant Thornton LLP
US Member of Grant Thornton International




Specialized Loan Servicing, LLC

As of and for the period ended December 31, 2005, Specialized Loan Servicing, LLC has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single
Attestation Program for Mortgage Bankers. As of and for the period ending December 31 2005, Specialized Loan Servicing, LLC had in effect a mortgage bankers bond and errors and omissions policy in the amount of $7,000,000 and $5,000,000 respectively.



By: /s/ John Beggins                                  2/24/06
   -------------------------------------              ---------
   John Beggins,                                      Date
   President and Chief Executive Officer

By: /s/ Toby Wells                                    2/24/06
   -------------------------------------              ---------
   Toby Wells                                         Date
   Senior Vice President/Chief Financial Officer

                                  EXHIBIT 99.2
                Officer's Annual Certification as to Compliance
                               -----------------

                        CERTIFICATION OF MASTER SERVICER


March 15, 2006

Merrill Lynch Mortgage Investors, Inc.
250 Vesey Street
4 World Financial Center, 10th Floor
New York, New York 10080

JPMorgan Chase Bank, N.A.
4 New York Plaza
New York, New York 10004-2477
Attention: Institutional Trust Services/Global Debt

Re: Reference is made to each pooling and servicing agreement listed on Exhibit A here to (each, an agreement) entered into by JPMorgan Chase Bank, N.A. (the "Master Servicer")

       The Master Servicer hereby certifies to Merrill Lynch Mortgage Investors, Inc. (the Depositor), JPMorgan Chase Bank (the Securities Administrator), SLS and their respective officers, directors and affiliates, that:

1. Based on our knowledge the information prepared by the Master Servicer and relating to the mortgage loans master serviced by the Master Servicer and provided by the Master Servicer to the Securities Administrator in its reports to the Securities Administrator is accurate and complete in all material respects as of the last day of the period covered by such report;

2. Based on our knowledge, the master servicing information required to be provided to the Securities Administrator by the Master Servicer pursuant to each Agreement has been provided to the Securities Administrator;

3. Based upon the review required under each Agreement, and except a disclosed in its reports, the Master Servicer as of the last day of the period covered by such reports has fulfilled its obligations under each Agreement;

4. The Master Servicer has disclosed to its independent auditor, who issues the independent auditor's report on the Uniform Single Attestation Program for mortgage Bankers for the Master Servicer, any significant deficiencies relating to the Master Servicer's compliance with minimum master servicing standards; and

5. In compiling the information and making the foregoing certifications, the Master Servicer has relied upon information furnished to it by the Servicers under respective Agreements. The Master Servicer shall have no responsibility or liability for any inaccuracy in such reports resulting from information so provided by the Servicer.

                                     JPMorgan Chase Bank, N.A.
                                     /s/ William Jenkins
                                     -----------------------------
                                     William Jenkins
                                     Vice President

               Terwin Mortgage Trust, Asset-Backed Certificates

                OFFICER'S ANNUAL CERTIFICATION AS TO COMPLIANCE

TO:     JPMORGAN CHASE BANK
        4 New York Plaza
        New York, New York 10004-2477
        Attn:  Pei Yan Huang

        JPMORGAN CHASE BANK
        6525 West Campus Oval, Suite 200
        New Albany, Ohio  43056
        Attention: Master Servicing Department (Carrie Crome)

     I, John C. Beggins, hereby certify to the foregoing addresses that I am the duly elected and acting President and Chief Executive Officer of Specialized Loan Servicing, LLC ("SLS"), and pursuant to Section 3.17 of the Pooling and Servicing Agreement, by and among Merrill Lynch Mortgage Investors, LLC, as Depositor; Terwin Advisors LLC, as Seller; U.S. Bank National Association, as Trustee; and JPMorgan Chase Bank, as Securities Administrator, Servicing Administrator and Backup Servicer; (the "Pooling and Servicing Agreement"); certify further as follows:

         I have carefully reviewed of the activities of SLS during the calendar year 2005 and its performance under the Pooling and Servicing Agreement and to the best of my knowledge, based on such review, SLS has fulfilled all of its obligations under the Pooling and Servicing Agreement throughout such year, except as set forth on the attached Schedule A with respect to the deals serviced by SLS listed on the attached Schedule B.

     IN WITNESS WHEREOF, I have hereunto signed my name as of the 15th day of March, 2006.

                             SPECIALIZED LOAN SERVICING LLC

                             By: /s/ John C. Beggins
                                -----------------------
                                John C. Beggins
                                President and Chief Executive Officer



                                   SCHEDULE A

       Servicer Compliance Defaults under Pooling and Servicing Agreement

There have been no material defaults by Specialized Loan Servicing LLC ("SLS") in the fulfillment of its obligations under the Pooling and Servicing Agreement ("PSA") with respect to the Terwin Mortgage Trust Series listed on the attached Schedule B during the 2005 calendar year, except to the extent that any material defaults have been reported in the following reports delivered by SLS pursuant to the PSA (a copy of each of which is attached hereto): (i) The annual independent public accountants' Uniform Single Attestation Program for Mortgage Bankers report, delivered pursuant to Section 3.18 of the PSA; and (ii) the quarterly independent auditor servicing reports, delivered pursuant to Section
3.24 of the PSA.




                                   SCHEDULE B

TMTS 2005 12ALT
TMTS 2005 16HE
TMTS 2005 14HE
TMTS 2005 10HE
TMTS 2005 6HE